Form 10-Q
period 2014-07-31
Southcorp Capital, Inc.
filed 2014-09-15
CIK 1000955

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended JULY 31, 2014

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________.

Commission File Number: 000-55044

(Exact name of registrant as specified in its charter)

Delaware	46-5429720
(State of Incorporation)	(I.R.S. Employer Identification No.)

520 Broadway, Suite 350, Santa Monica, California	90401
(Address of principal executive offices)	(Zip Code)

(949) 461-1471
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Non-accelerated filer	☐
Accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of Each Class	Outstanding as of September 15, 2014,
Common stock, par value $0.0001 per share Class C Preferred Stock, par value $0.001 per share	249,057,315 23,000,000

SOUTHCORP CAPITAL, INC.

FORM 10-Q
July 31, 2014

TABLE OF CONTENTS

PART I -- FINANCIAL INFORMATION

Item 1.	Financial Statements	3
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	8
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	13
Item 4.	Control and Procedures	13

PART II -- OTHER INFORMATION

Item 1.	Legal Proceedings	16
Item 1A.	Risk Factors	16
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	16
Item 3.	Defaults Upon Senior Securities	16
Item 4.	Mine Safety Disclosures	16
Item 5.	Other Information	16
Item 6.	Exhibits	17

PART I -- FINANCIAL INFORMATION

 ITEM 1 –FINANCIAL STATEMENTS

SouthCorp Capital, Inc.
Balance Sheet
(Unaudited)

	July 31, 2014	April 30, 2014
ASSETS
Current assets:
Cash or cash equivalents	$1,731	$200
Total current assets	1,731	200
Fixed assets:
Real estate	$79,750	$68,000
Total assets	$81,481	$68,200

LIABILITIES AND SHAREHOLDERS’ EQUITY

Loans payable- mortgage	13,692	13,692
Loans payable- related party	70,888	54,938
Total liabilities	84,580	68,630
Shareholders’ equity:
Class C Preferred Stock, Par Value $.0001, 50,000,000 authorized, 23,000,000 issued and outstanding	2,300	2,300
Common stock, par value $0.0001, 750,000,000 authorized, 249,057,315 and 224,057,315 issued and outstanding, respectfully	24,906	22,406
Additional paid in capital	224,794	(22,706)
Accumulated deficit	(255,099)	(2,430)
Total shareholders' equity	(3,099)	(430)
Total liabilities and shareholders' equity	$81,481	$68,200

The accompanying notes are an integral part of these unaudited financial statements

Southcorp Capital, Inc.
Statement of Operations
(Unaudited)

Three months ended
July 31, 2014
Operating Expenses
SG&A	252,669
Total operating expenses	252,669
Loss from operations	(252,669)
Net Loss	$(252,669)
Net loss per share, basic and diluted	$(0.00)
Weighted average shares outstanding	248,513,837

The accompanying notes are an integral part of these unaudited financial statements

Southcorp Capital, Inc.
Statements of Cash Flows
(Unaudited)

Three months ended
July 31, 2014
Cash flows from operating activities
Net loss	$(252,669)
Stock issued as compensation	250,000
Net cash provided by operating activities	(2,669)

Cash flows from financing activities
Proceeds from related party advances	4,200
Net cash provided by financing activities	4,200

Net change in cash	1,531
Cash balance, beginning of period	200
Cash balance, end of period	$1,731

Supplemental disclosures:
Cash paid for interest	$-
Cash paid for income taxes	$-

Noncash investing and financing activities:
Payments for real estate renovations by related party	$11,750

The accompanying notes are an integral part of these unaudited financial statements

SOUTHCORP CAPITAL, INC.
CONDENSED NOTES TO UNAUDITED FINANCIAL STATEMENTS

 Note 1 – Basis of Presentation

The accompanying unaudited financial statements of SouthCorp Capital, Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company's registration statement filed with the SEC on Form 10. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year 2014 as reported in Form 10, have been omitted.

The company has limited operations and is considered to be in the development stage. In the quarter ended July 31, 2014, the Company has elected to early adopt Accounting Standards Update No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements.The adoption of this ASU allows the company to remove the inception to date information and all references to development stage.

Note 2 – Going Concern

The Company's financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has negative working capital, recurring losses, and does not have an established source of revenues sufficient to cover its operating costs. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plan described in the preceding paragraph and eventually attain profitable operations. The accompanying financial statements do not include any adjustments that may be necessary if the Company is unable to continue as a going concern.

In the coming year, the Company’s foreseeable cash requirements will relate to continual development of the operations of its business, maintaining its good standing and making the requisite filings with the Securities and Exchange Commission, and the payment of expenses associated with operations and business developments. The Company may experience a cash shortfall and be required to raise additional capital.

Historically, it has mostly relied upon internally generated funds such as shareholder loans and advances to finance its operations and growth. Management may raise additional capital by retaining net earnings or through future public or private offerings of the Company’s stock or through loans from private investors, although there can be no assurance that it will be able to obtain such financing. The Company’s failure to do so could have a material and adverse effect upon it and its shareholders.

Note 3 – Related Party Transaction

During the quarter, the Company borrowed $15,950 from Joseph Wade, our CEO, related to the purchase and/or renovation of the Company’s properties and working capital. Of this amount, $11,750 was paid directly to vendors for the renovation of real estate property. The total amount owed is $70,888 as of July 31, 2014. The loan is at 0% interest and is to be repaid by December 31, 2015.

Note 4 – Equity

On July 21, 2014, we issued 12,500,000 shares to our CEO under the Company’s S-8 and stock compensation plan. The company expensed $125,000 related to this transaction.

On July 21, 2014, we issued 12,500,000 shares to our COO under the Company’s S-8 and stock compensation plan. The company expensed $125,000 related to this transaction.

Note 5 – Notes Payable

In conjunction with the purchase of one of the properties, the Company entered into a noninterest bearing installment promissory note for a mortgage on the property of $13,600. The amount is repayable in monthly installments of $350 and the remaining balance due on maturity date of April 1, 2015. As of July 31, 2014, $13,692 was due.

Note 6 – Subsequent Events

On August 4, 2014, the Company’s Board of Directors approved a dividend of $.00008 per share to shareholders of record on August 15, 2014.

In August 2014, the Company acquired a property located at 1063 Winchester Road Decatur, Indiana for $2,600.

In August 2014, the Company agreed to sell 3 of its properties for $35,000 each to an investor. The Company financed the sale of the properties over 18 months with a balloon payment.  The payments are $291.66 per month beginning September 15, 2014 with the balloon payment of the remaining amount on March 15, 2015.  The properties were sold as is and the Company did no renovations or work to the proprieties.

In August 2014, the Company acquired a commercial building in Geneva, Indiana with an apartment on the 2nd level for $1,919.30.

On September 8, 2014, the Company’s Board of Directors approved the creation of the Series D Preferred Stock.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain matters discussed herein are forward-looking statements. Such forward-looking statements contained herein involve risks and uncertainties, including statements as to:

●	our future operating results;
●	our business prospects;
●	our contractual arrangements and relationships with third parties;
●	the dependence of our future success on the general economy;
●	our possible financings; and
●	the adequacy of our cash resources and working capital.

These forward-looking statements can generally be identified as such because the context of the statement will include words such as we “believe,” “anticipate,” “expect,” “estimate” or words of similar meaning. Similarly, statements that describe our future plans, objectives or goals are also forward-looking statements. Such forward-looking statements are subject to certain risks and uncertainties which are described in close proximity to such statements and which could cause actual results to differ materially from those anticipated as of the date of this report. Shareholders, potential investors and other readers are urged to consider these factors in evaluating the forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements included herein are only made as of the date of this report, and we undertake no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion of our financial condition and results of operations in conjunction with the financial statements and the notes thereto, included elsewhere in this report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to those differences include those discussed below and elsewhere in this report, particularly in the “Risk Factors” section.

Critical Accounting Policies and Estimates.

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations section discusses our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, accrued expenses, financing operations, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of our financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources.

Business Of The Registrant

Southcorp Capital, Inc. is a Delaware corporation. The Company focus is on the acquisition and renovation of single-family and multi-family properties in the U.S with the intent of reselling or renting the property after renovations have occurred; however, the Company will all look to sale houses prior to renovations. Our real estate investments are expected to focus properties undervalued and/or in need of some repairs.

We intend to seek potential property acquisitions meeting the above criteria and which are located throughout the United States. We believe the most important criteria for evaluating the markets in which we intend to purchase properties include:

●	historic and projected population growth;
●	historically high levels of tenant demand and lower historic investment volatility for the type of property being acquired;
●	markets with historic and growing numbers of a qualified and affordable workforce;
●	high historic and projected employment growth;
●	markets with high levels of insured populations;
●	stable household income and general economic stability; and
●	sound real estate fundamentals, such as high occupancy rates and strong rent rate potential.

The markets in which we invest may not meet all of these criteria and the relative importance that we assign to any one or more of these criteria may differ from market to market or change as general economic and real estate market conditions evolve. We may also consider additional important criteria in the future. In order to diversify our portfolio, we may acquire a portion of our real estate investments through joint ventures with affiliates and third parties, such as institutional investors.

Our Portfolio

The following table provides an overview of our properties:

Property	City, State	Acquisition Date	Type	Purchase Price
808 N. Franklin Street	Portland, Indiana	4/5/2014	Single Family	$1,500
8841 N. Pearl Street	Bryant, Indiana	4/5/2014	Single Family	$1,500
237 E. Delaware Street	Redkey, Indiana	4/5/2014	Single Family	$1,500
356 Franklin Street	Berne, Indiana	4/1/2014	Single Family(1)	$16,000
8218 N 950W	Montpelier, Indiana	4/5/2014	Single Family	$2,500
163 Behring Street	Berne, Indiana	4/5/2014	Commercial(2)	$35,000
7003 Balsam Lane	Fort Wayne, Indiana	5/10/2014	Single Family	$6,000

(1)	The Company acquired this property with the seller agreeing to take a mortgage back which requires the Company to pay $350 per month. The Interest rate is 0% per year.
(2)
The Company’s focus is on acquiring single-family and multi-family properties; however, the Company felt that it could acquire the commercial property and renovate the building and re-sell the property. The Company acquired the property because we perceived that the property was significantly undervalued.

(3)	The other properties where purchased from funds the Company borrowed from Joseph Wade. The notes carry an interest rate of 0% per year and are due December 31, 2015 or when the properties are resold.

The Company is currently renovating these properties and expects to spend between $5,000 to $10,000 each property to remodel prior to selling the property.

In the opinion of management, available funds will not satisfy our growth requirements for the next twelve months. The Company previously expected to expand outside of Indiana. However, the Company how determined that its return on investment will be higher in Indiana than Las Vegas. The Company’s corporate plan is to initially acquire houses to renovate and flip. The Company wants to use the cash generated from the sale of these houses to acquire properties such as apartment complexes, senior living facilitates and/or and mobile home parks. The goal is that these properties will provide a steady and predicable income that can be distributed to our shareholders. Our goal is to be able to increase our dividends to $150,000 - $200,000 per month without any major change to our current share structure. Then we want to begin to increase that from the income generated from the apartment complexes, senior living facilitates and/or and mobile home parks.

The Company plans on flipping one house a month to build up our cash position. Then we want to increase it to 2-3 houses a month within the next 90 days. We expect the average profit per house to be between $35,000 and $70,000.

The Company recently sold its property located at 602 Wagner Street in Fort Wayne, Indiana for $35,000. The Company’s costs related to the property where approximately $10,000. This equates to a 250% ROI. The Company does not expect its ROI to continue to be that high but we look at properties where we can obtain an ROI of 40-60%. The company decided to begin in Indiana for a few of reasons: (1) we believe we can achieve the targeted ROI, (2) our officers have previously bought and sold properties in Indiana, and (3) the capital outlay is lower than other areas.

Flip Model: The Company estimates that the average flip generates a profit of approximately $100,000 and typically have an average purchase price of around $210,000. But those numbers never reflect renovation costs and are based on the purchase price of house and the sales price. As a result, the actual profit is usually much less. In Indiana, the Company expects its total expenses per flip to be between $35,000 and $70,000 with expected profits of $30,000 to $45,000. So with the $210,000 to purchase one house, the Company can purchase and renovate between 4-6 houses and have expected profits of $150,000 - $200,000. This, in management’s opinion, provides a better model and is expected to provide higher dividends to our shareholders.

RESULTS OF OPERATIONS

The Company generates revenue the sale of houses it renovates.

Operating Expenses

Revenue

The Company has not had any revenue since its inception through the period ending July 30, 2014.

Operating Expenses

For the period ending July 31, 2014, the Company had $2,669 in Operating Expenses and booked a one-time $250,000 in expenses related stock issuance to its CEO and COO. The Company’s total expense for the period ending July 31, 2014 was $252,669.

Net Loss

For the Year ending July 31, 2014, the Company had Net Loss of ($252,669). This was derived as follows:

Gross Income:	$-
Discounts:	$-
COGS:	$-
Expenses:	$252,669
Accrued Taxes:	$-
Net Profits:	$(252,669)

Dividends

For the period ending July 31, 2014, the Company did not issue any dividends. However, the Company issued a cash dividend of $.0001 to shareholders of record as of August 15, 2014 with a payment date of August 23, 2014.

Liquidity and Capital Resources

As of July 31, 2014 the Company had $1,731 in cash and $79,750 in real estate for a total of $81,481 in assets. In management’s opinion, the Company’s cash position is insufficient to maintain its operations at the current level for the next 12 months. Any expansion may cause the Company to require additional capital until such expansion began generating revenue. It is anticipated that the raise of additional funds will principally be through the sales of our securities. As of the date of this report, additional funding has not been secured and no assurance may be given that we will be able to raise additional funds.

As of July 31, 2014, our total liabilities were $84,580, which consists of $70,888 in loans from our shareholder and $13,692 in a mortgage payable related to the purchase of one of the properties.

During the period ending July 31, 2014, the Company borrowed $15,750 from Joseph Wade, our CEO, related to the renovation of the Company’s properties and working capital. The loan is at 0% interest and is to be repaid by December 31, 2015.

Critical Accounting Policies

Our critical accounting policies, including the assumptions and judgments underlying them, are disclosed in the notes to our audited financial statements included in this registration statement. We have consistently applied these policies in all material respects. Below are some of the critical accounting policies:

Revenue Recognition

The company pursues opportunities to realize revenues from two principal activities: sale of houses it renovates It is the company’s policy that revenues and gains will be recognized in accordance with ASC Topic 605-10-25, “Revenue Recognition.” Under ASC Topic 605-10-25, revenue earning activities are recognized upon claiming the purse winnings and the company has substantially accomplished all it must do to be entitled to the benefits represented by the revenue. Gains or losses from the sale of the houses are recognized when the house is sold or otherwise disposed of, the cost and associated accumulated depreciation are removed from the accounts and the resulting gain or loss is recognized in the statement of operations.

Depreciation schedule

The Company depreciates houses that it acquires a 50% or greater position in. The Company depreciates the house via straight-line depreciation over its useful life of 27.5 years.

Emerging Growth Company Status

We are an “emerging growth company” as defined under the Jumpstart Our Business Startups Act, commonly referred to as the JOBS Act. We will remain an “emerging growth company” for up to five years, or until the earliest of (i) the last day of the first fiscal year in which our total annual gross revenues exceed $1 billion, (ii) the date that we become a “large accelerated filer” as defined in Rule 12b-2 under the Securities Exchange Act of 1934, which would occur if the market value of our ordinary shares that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter or (iii) the date on which we have issued more than $1 billion in non-convertible debt during the preceding three year period.

As an “emerging growth company,” we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to:

•
not being required to comply with the auditor attestation requirements of section 404(b) of the Sarbanes-Oxley Act (we also will not be subject to the auditor attestation requirements of Section 404(b) as long as we are a “smaller reporting company,” which includes issuers that had a public float of less than $ 75 million as of the last business day of their most recently completed second fiscal quarter);

•	reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements; and

•	exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

In addition, Section 107 of the JOBS Act provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. Under this provision, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. In other words, an “emerging growth company” can delay the adoption of such accounting standards until those standards would otherwise apply to private companies until the first to occur of the date the subject company (i) is no longer an “emerging growth company” or (ii) affirmatively and irrevocably opts out of the extended transition period provided in Securities Act Section 7(a) (2) (B). The Company has elected to take advantage of this extended transition period and, as a result, our financial statements may not be comparable to the financial statements of other public companies. Accordingly, until the date that we are no longer an “emerging growth company” or affirmatively and irrevocably opt out of the exemption provided by Securities Act Section 7(a) (2) (B), upon the issuance of a new or revised accounting standard that applies to your financial statements and has a different effective date for public and private companies, clarify that we will disclose the date on which adoption is required for non-emerging growth companies and the date on which we will adopt the recently issued accounting standard.

Accounting and Audit Plan

In the next twelve months, we anticipate spending approximately $15,000 - $20,000 to pay for our accounting and audit requirements.

Off-balance sheet arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

Our Website.

Our website can be found at www.southcorpcapital.com.

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company, as a smaller reporting company, as defined by Rule 229.10(f)(1), is not required to provide the information required by this Item.

ITEM 4 – CONTROLS AND PROCEDURES

 (a) Evaluation of Disclosure Controls and Procedures

Our principal executive and principal financial officers have evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a – 15(e) and 15d – 15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are designed to ensure that information required to be disclosed in our reports under the Exchange Act, is recorded, processed, summarized and reported within the time periods required under the SEC’s rules and forms and that the information is gathered and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow for timely decisions regarding required disclosure.

Our principal executive officer and principal financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report.

The reason we believe our disclosure controls and procedures are not effective is because:

1.	No independent directors;
2.	No segregation of duties;
3.	No audit committee; and
4.	Ineffective controls over financial reporting.

As of July 31, 2014, the Company has not taken any remediation actions to address these weaknesses in our controls even though they were identified in April 2014. The Company’s management expects, once it is in the financial position to do so, to hire additional staff in its accounting department to be able to segregate the duties. The Company expects that the expense will be approximately $60,000 per year which would allow the Company to hire 2 new staff members.

This 10-Q does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to Rule 308(b) of Regulation S-K.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:

1.	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

2.
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that our receipts and expenditures are being made only in accordance with the authorization of our management and directors; and

3.	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of our internal control over financial reporting as of August 30, 2013. Based on this assessment, management concluded that the Company did not maintain effective internal controls over financial reporting as a result of the identified material weakness in our internal control over financial reporting described below. In making this assessment, management used the framework set forth in the report entitled Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. The COSO framework summarizes each of the components of a company's internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring.

Identified Material Weakness

A material weakness in our internal control over financial reporting is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the financial statements will not be prevented or detected.

Management identified the following material weakness during its assessment of internal controls over financial reporting as of April 30, 2014:

Independent Directors: The Company intends to obtain at least 2 independent directors at its 2014 annual shareholder meeting. The cost associated to the addition in minimal and not deemed material.

No Segregation of Duties: Ineffective controls over financial reporting: The company intends to hire additional staff members, either as employees or consultants, prior to December 31, 2014. These additional staff members will be responsible for making sure that information required to be disclosed in our reports filed and submitted under the Exchange Act is recorded, processed, summarized and reported as and when required and will the staff members will have segregated responsibilities with regard to these responsibilities. The costs associated with the hiring the additional staff members will increase the Company's Sales, General and Administration (SG&A) Expense. It is anticipated the cost of the new staff members will be approximately $60,000 per year.

No audit committee: After the election of the independent directors at the 2014 annual shareholder meeting, the Company expects that an Audit Committee will be established. The cost associated to the addition an audit committee are minimal and not deemed material.

Resources: As of April 30, 2014, we have no full-time employees with the requisite expertise in the key functional areas of finance and accounting. As a result, there is a lack of proper segregation of duties necessary to insure that all transactions are accounted for accurately and in a timely manner.

Written Policies & Procedures: We need to prepare written policies and procedures for accounting and financial reporting to establish a formal process to close our books monthly on an accrual basis and account for all transactions, including equity transactions, and prepare, review and submit SEC filings in a timely manner.

Management’s Remediation Initiatives

As our resources allow, we will add financial personnel to our management team. We plan to prepare written policies and procedures for accounting and financial reporting to establish a formal process to close our books monthly on an accrual basis and account for all transactions, including equity transactions. We will also create an audit committee made up of our independent directors.

As of July 31, 2014, the Company has not taken any remediation actions to address these weaknesses in our controls even though they were identified during the year ending August 30, 2013. The Company’s management expects, once it is in the financial position to do so, to hire additional staff in its accounting department to be able to segregate the duties. The Company expects that the expense will be approximately $60,000 per year which would allow the Company to hire 2 new staff members.

(b) Changes In Internal Control Over Financial Reporting

We need to prepare written policies and procedures for accounting and financial reporting to establish a formal process to close our books monthly on an accrual basis and account for all transactions, including equity transactions, and prepare, review and submit SEC filings in a timely manner

PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

The above statement notwithstanding, shareholders and prospective investors should be aware that certain risks exist with respect to the Company and its business, including those risk factors contained in our most recent Registration Statements on Form S-1 and Form 10, as amended. These risks include, among others: limited assets, lack of significant revenues and only losses since inception, industry risks, dependence on third party manufacturers/suppliers and the need for additional capital. The Company’s management is aware of these risks and has established the minimum controls and procedures to insure adequate risk assessment and execution to reduce loss exposure.

ITEM 2. UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

No unregistered securities where issued during the three months ending July 31, 2014.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not Applicable.

ITEM 5. OTHER INFORMATION

There was no other information during the quarter ended July 31, 2014, that was not previously disclosed in our filings during that period.

ITEM 6. EXHIBITS

31.1	Certifications pursuant to Section 302 of Sarbanes Oxley Act of 2002
31.2	Certifications pursuant to Section 302 of Sarbanes Oxley Act of 2002
32.1	Certifications pursuant to Section 906 of Sarbanes Oxley Act of 2002
32.2	Certifications pursuant to Section 906 of Sarbanes Oxley Act of 2002
101.INS **	XBRL Instance Document
101.SCH **	XBRL Taxonomy Extension Schema
101.CAL **	XBRL Taxonomy Extension Calculation Linkbase
101.DEF **	XBRL Taxonomy Extension Definition Linkbase
101.LAB **	XBRL Taxonomy Extension Label Linkbase
101.PRE **	XBRL Taxonomy Extension Presentation Linkbase
__________
** XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

SOUTHCORP CAPITAL, INC.

Date: September 15, 2014	By:	/s/ Joseph Wade
Joseph Wade Chief Executive and Financial Officer

Date: September 15, 2014	By:	/s/ Matt Billington
Matt Billington Director, Chief Operating Officer