Form 10-Q
period 2014-10-31
Southcorp Capital, Inc.
filed 2014-12-23
CIK 1000955

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_________________________________

FORM 10-Q

_________________________________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended OCTOBER 31, 2014

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________ to ___________________ .

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

Large accelerated filer	☐	Non-accelerated filer	☐
Accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of Each Class	Outstanding as of December 22, 2014,
Common stock, par value $0.0001 per share	249,057,315
Class C Preferred Stock, par value $0.001 per share	23,000,000

SOUTHCORP CAPITAL, INC.

FORM 10-Q

October 31, 2014

PART I -- FINANCIAL INFORMATION

 ITEM 1 –FINANCIAL STATEMENTS

SouthCorp Capital, Inc.

Balance Sheets

(Unaudited)

	October 31, 2014	April 30, 2014
ASSETS
Current assets:
Cash or cash equivalents	$9,347	$200
Loan receivable	3,000	-
Note receivable from sale of property	4,917	-
Total current assets	17,264	200
Fixed assets:
Real estate	$64,390	$68,000
Renovations	24,690	-
Total assets	$106,344	$68,200

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Accounts payable	$824	$-
Convertible Notes payable	42,500	-
Loans payable- mortgage	12,642	13,692
Accrued interest	339	-
Accrued dividend	18,519	-
Loans payable- related party	89,144	54,938
Total liabilities	163,938	68,630
Shareholders’ equity:
Class C Preferred Stock, Par Value $.0001, 50,000,000 authorized, 23,000,000 issued and outstanding	2,300	2,300
Class D Preferred Stock, Par Value $.0001, 25,000,000 authorized, none issued and outstanding	-	-
Common stock, par value $0.0001, 750,000,000 authorized, 249,057,315 and 224,057,315 issued and outstanding, respectively	24,906	22,406
Additional paid in capital	224,794	(22,706)
Accumulated deficit	(309,624)	(2,430)
Total shareholders' deficit	(57,694)	(430)
Total liabilities and shareholders' deficit	$106,344	$68,200

The accompanying notes are an integral part of these unaudited financial statements

 Southcorp Capital, Inc.
Statement of Operations

(Unaudited)

	Three months ended	Six months ended
	October 31, 2014	October 31, 2014
Sales, net	$5,500	$5,500
Cost of properties sold	5,500	5,500
Gross Profit	-	-
Operating Expenses
SG&A	34,601	287,270
Total operating expenses	34,601	287,270

Net Loss	$(34,601)	$(287,270)
Dividends declared	19,924	19,924
Net loss attributable to common shareholders’	$(54,525)	$(307,194)
Net loss per share, basic and diluted	$(0.00)	$(0.00)

Weighted average shares outstanding	249,057,315	237,780,141

The accompanying notes are an integral part of these unaudited financial statements

Southcorp Capital, Inc.

Statements of Cash Flows

(Unaudited)

Six months ended
October 31, 2014
Cash flows from operating activities
Net loss	$(287,270)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	250,000
Change in operating assets and liabilities:
Accounts payable	(824)
Accrued interest	(339)
Net cash used in operating activities	(36,107)

Cash flows from investing activities
Loan to third party	(3,000)
Proceeds received for note receivable from sale of properties	583
Real estate purchased	(1,890)
Renovations to properties	(12,940)
Net cash provided by investing activities	(17,247)

Cash flows from financing activities
Proceeds from Convertible Note payable	42,500
Repayment of mortgage	(1,050)
Dividend payment	(1,405)
Payment of related party advances	(19,062)
Proceeds from related party advances	41,482
Net cash provided by financing activities	62,501

Net change in cash	9,147
Cash balance, beginning of period	200
Cash balance, end of period	$9,347

Supplemental disclosures:
Cash paid for interest	$-
Cash paid for income taxes	$-

Noncash investing and financing activities:
Payments for real estate renovations by related party	$11,750
Accrued dividend	18,520

The accompanying notes are an integral part of these unaudited financial statements

SOUTHCORP CAPITAL, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

Note 1 – Basis of Presentation

The accompanying unaudited financial statements of SouthCorp Capital, Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company's registration statement filed with the SEC on Form 10. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year 2014 as reported in Form 10-K, have been omitted.

Sale of the Company’s real estate property will occur through the use of a sales contract where revenues from renovated real estate property sales will be recognized upon closing of the sale. In accordance with FASB ASC 360-20, the Company will use the accrual method and recognize revenue on the sale of its properties when the earnings process is complete and the collectability of the sales price and additional proceeds is reasonably assured, which is typically when the sale of the property closes. At the time of sale the Company will determine it the transaction will be recognized under the full accrual method, installment method, cost recovery method, deposit method or reduced profit method. Rental Income is recognized at the time the Company deposits the monies.

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

Note 3 – Related Party Transaction

During the quarter October 31, 2014, the Company borrowed $40,556 from Joseph Wade, our CEO, related to the purchase and/or renovation of the Company’s properties and working capital. Of this amount, $11,750 was paid directly to vendors for the renovation of real estate property. The Company has repaid $16,562. The total amount owed is $78,968 as of October 31, 2014. The loan is at 0% interest and is to be repaid by December 31, 2015.

During the quarter October 31, 2014, the Company borrowed $12,676 from Matt Billington, our COO, related to the purchase and/or renovation of the Company’s properties and working capital. The Company has repaid $2,500. The total amount owed is $10,176 as of October 31, 2014. The loan is at 0% interest and is to be repaid by December 31, 2015.

Note 4 – Real Estate

The following table provides an overview of our properties:

Property	City, State	Acquisition Date	Type	Purchase Price
808 N. Franklin Street	Portland, Indiana	April-14	Single Family	$1,500
465 Fulton	Berne, Indiana	April-14	Single Family	$1,500
Jefferson Street	Berne, Indiana	April-14	Vacant Industrial	$2,500
356 Franklin Street	Berne, Indiana	April-14	Single Family	$16,000
163 Behring Street	Berne, Indiana	April-14	Commercial	$35,000
7003 Balsam Lane	Fort Wayne, Indiana	May-14	Single Family	$6,000
1063 Winchester	Decatur, Indiana	August-14	Single Family	$1,890

Renovations: During the Six Months Ending October 31, 2014, the Company spent $12,940 in renovations related to its properties.

Acquisitions: The Company acquired a property in Decatur, Indiana for $1,890.

Note 5 – Equity

On July 21, 2014, we issued 12,500,000 shares to our CEO under the Company’s S-8 and stock compensation plan. The company expensed $125,000 related to this transaction.

On July 21, 2014, we issued 12,500,000 shares to our COO under the Company’s S-8 and stock compensation plan. The company expensed $125,000 related to this transaction.

During quarter ended October 31, 2014, the Company declared $19,924 in dividends. As of October 31, 2014, the company paid $1,405 and has accrued $18,520 in dividends

Note 6 – Mortgage Notes Payable

In April 2014, in conjunction with the purchase of one of the properties, the Company entered into a noninterest bearing installment promissory note for a mortgage on the property of $13,600. The amount is repayable in monthly installments of $350 and the remaining balance due on maturity date of April 1, 2015. During the quarter October 31, 2014, the Company repaid $1,050. As of October 31, 2014, $12,642 was due.

Note 7 – Note receivable

In August 2014, the Company agreed to sell 3 of its properties for $105,000. The closing occurred on September 15, 2014 and the Company provided financing to the buyer. The Company will receive $291.66 per month with a balloon payment on March 15, 2017 of $99,750. The Company has accounted for the sale of the properties under the cost recovery method in accordance with ASC 360-20 and as such no profit is recognized until cash payments by the buyer, including principal and interest on debt due to the seller and on existing debt assumed by the buyer, exceed the seller's cost of the property sold. As of October 31, 2014, the payments have not exceeded the cost and therefore there is no recognized gross profit.

The below table summarizes the activity for the quarter ended October 31, 2014:

Sales – Properties	$105,000
Cost of the sales of properties	5,500
Gross Profit	99,500
Less: Note receivable	105,000
Recognized gross profit	-
Payments	583
Unrecognized Gross profit	99,500
Total note receivable	$4,917

Note 8 – Convertible Notes Payable

KBM Worldwide September 5, 2014 convertible note.

On September 5, 2014 the Company received a note in the amount of $42,500 from KBM Worldwide, Inc. The note bears a simple interest of 8% per annum from the date hereof (the “Issue Date”) until it becomes due and payable, whether at maturity date on June 5, 2015. The note is convertible into shares of Common Stock, $0.0001 par value per share.

Note 9 – Subsequent Events

In November 2014, the company acquired two properties for $10,727 each.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain matters discussed herein are forward-looking statements. Such forward-looking statements contained herein involve risks and uncertainties, including statements as to:

•	our future operating results;
•	our business prospects;
•	our contractual arrangements and relationships with third parties;
•	the dependence of our future success on the general economy;
•	our possible financings; and
•	the adequacy of our cash resources and working capital.

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

We intend to seek potential property acquisitions meeting the above criteria and which are located throughout the United States. We believe the most important criteria for evaluating the markets in which we intend to purchase properties include:

•	historic and projected population growth;

•	historically high levels of tenant demand and lower historic investment volatility for the type of property being acquired;

•	markets with historic and growing numbers of a qualified and affordable workforce;

•	high historic and projected employment growth;

•	markets with high levels of insured populations;

•	stable household income and general economic stability; and

•	sound real estate fundamentals, such as high occupancy rates and strong rent rate potential.

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

 Our Portfolio

The following table provides an overview of our properties:

Property	City, State	Acquisition Date	Type	Purchase Price
808 N. Franklin Street	Portland, Indiana	April-14	Single Family	$1,500
465 Fulton	Berne, Indiana	April-14	Single Family	$1,500
Jefferson Street	Berne, Indiana	April-14	Vacant Industrial	$2,500
356 Franklin Street	Berne, Indiana	April-14	Single Family	$16,000
163 Behring Street	Berne, Indiana	April-14	Commercial	$35,000
7003 Balsam Lane	Fort Wayne, Indiana	May-14	Single Family	$6,000
1063 Winchester	Decatur, Indiana	August-14	Single Family	$1,890

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

Operating Expenses

Revenue

The Company received payments for the properties sold of $583. The payments do not exceed the cost and as such the gross profit from the sales of properties is $0.

Cost of Goods Sold

The Company has $5,500 in costs of goods sold.

Operating Expenses

For the three months ending October 31, 2014, the Company had $34,601 in Operating Expenses. The Company’s total expense for the period ending October 31, 2014 was $34,601.

For the six months ending October 31, 2014, the Company had $37,270 in Operating Expenses and booked a one-time $250,000 in expenses related stock issuance to its CEO and COO. The Company’s total expense for the period ending October 31, 2014 was $287,270.

Net Profit (Loss)

For the three months ending October 31, 2014, the Company had Net Loss of $(39,517). This was derived as follows:

Sales:	$5,500
COGS:	$5,500
Gross Profit	$-
Expenses:	$34,601
Accrued Taxes:	$-
Net loss:	$(34,601)

For the nine months ending October 31, 2014, the Company had Net Loss of ($287,270). This was derived as follows:

Sales:	$5,500
COGS:	$5,500
Gross Profit	$-
Expenses:	$287,270
Accrued Taxes:	$-
Net loss:	$(287,270)

Dividends

During quarter ended October 31, 2014, the Company declared $19,924 in dividends. As of October 31, 2014, the company paid $1,405 and has accrued $18,520 in dividends.

Liquidity and Capital Resources

As of October 31, 2014 the Company had $9,347 in cash, $4,917 receivables, $3,000 in loan receivable, and $89,080 in real estate for a total of $106,344 in assets. In management’s opinion, the Company’s cash position is insufficient to maintain its operations at the current level for the next 12 months. Any expansion may cause the Company to require additional capital until such expansion began generating revenue. It is anticipated that the raise of additional funds will principally be through the sales of our securities. As of the date of this report, additional funding has not been secured and no assurance may be given that we will be able to raise additional funds.

As of October 31, 2014, our total liabilities were $163,968, which consists of $42,500 in third party loans, $89,144 in loans from our shareholder, $18,519 in accrued dividend and $12,642 in a mortgage payable related to the purchase of one of the properties, and $1,163 in accounts payable and accrued expense.

Critical Accounting Policies

Our critical accounting policies, including the assumptions and judgments underlying them, are disclosed in the notes to our audited financial statements included in this registration statement. We have consistently applied these policies in all material respects. Below are some of the critical accounting policies:

Real Estate Revenue Recognition

The company pursues opportunities to realize revenues from two principal activities: sale of houses it renovates and rental income. It is the company’s policy that revenues and gains will be recognized in accordance with ASC Topic 360.

Sale of the Company’s real estate property will occur through the use of a sales contract where revenues from renovated real estate property sales will be recognized upon closing of the sale. In accordance with FASB ASC 360-20, the Company will use the accrual method and recognize revenue on the sale of its properties when the earnings process is complete and the collectability of the sales price and additional proceeds is reasonably assured, which is typically when the sale of the property closes. At the time of sale the Company will determine it the transaction will be recognized under the full accrual method, installment method, cost recovery method, deposit method or reduced profit method. Rental Income is recognized at the time the Company deposits the monies.

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

As of October 31, 2014, the Company has not taken any remediation actions to address these weaknesses in our controls even though they were identified in April 2014. The Company’s management expects, once it is in the financial position to do so, to hire additional staff in its accounting department to be able to segregate the duties. The Company expects that the expense will be approximately $60,000 per year which would allow the Company to hire 2 new staff members.

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

As of October 31, 2014, the Company has not taken any remediation actions to address these weaknesses in our controls even though they were identified during the year ending August 30, 2013. The Company’s management expects, once it is in the financial position to do so, to hire additional staff in its accounting department to be able to segregate the duties. The Company expects that the expense will be approximately $60,000 per year which would allow the Company to hire 2 new staff members.

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

ITEM 2. UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

No unregistered securities where issued during the three months ending October 31, 2014.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. Mine Safety Disclosures.

Not Applicable.

ITEM 5. OTHER INFORMATION

There was no other information during the quarter ended October 31, 2014, that was not previously disclosed in our filings during that period.

ITEM 6. EXHIBITS

31.1	Certifications pursuant to Section 302 of Sarbanes Oxley Act of 2002
31.2	Certifications pursuant to Section 302 of Sarbanes Oxley Act of 2002
32.1	Certifications pursuant to Section 906 of Sarbanes Oxley Act of 2002
32.2	Certifications pursuant to Section 906 of Sarbanes Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

SOUTHCORP CAPITAL INC.

Date: December 22, 2014	By:	/s/ Joseph Wade
Joseph Wade
Chief Executive and Financial Officer

Date: December 22, 2014	By:	/s/ Matt Billington
Matt Billington
Director, Chief Operating Officer

