Form 10-Q
period 2015-01-31
Southcorp Capital, Inc.
filed 2015-03-13
CIK 1000955

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2015

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________to _______________.

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

Large accelerated filer	☐	Non-accelerated filer	☐
Accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of Each Class	Outstanding as of March 11, 2015
Common stock, par value $0.0001 per share Class C Preferred Stock, par value $0.001 per share	249,057,315(1) 23,000,000

(1) The Company’s shareholder WB Partners has agreed to cancel 150,000,000 shares of Common Stock which would reduce the outstanding to 99,057,315.

SOUTHCORP CAPITAL, INC.

FORM 10-Q

January 31, 2015

TABLE OF CONTENTS

PART I -- FINANCIAL INFORMATION

Item 1.	Financial Statements	3
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	9
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	13
Item 4.	Control and Procedures	13

PART II -- OTHER INFORMATION

Item 1.	Legal Proceedings	16
Item 1A.	Risk Factors	16
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	16
Item 3.	Defaults Upon Senior Securities	16
Item 4.	Mine Safety Disclosures	16
Item 5.	Other Information	16
Item 6.	Exhibits	17

PART I -- FINANCIAL INFORMATION

ITEM 1 –FINANCIAL STATEMENTS

SouthCorp Capital, Inc.
Balance Sheets
(Unaudited)

	January 31, 2015	April 30, 2014

ASSETS
Current assets:
Cash or cash equivalents	$3,411	$200
Loan receivable – Related Party	10,266	-
Loan receivable	3,000	-
Prepaid expenses	30,000	-
Note receivable from sale of property	4,333	-
Total current assets	51,010	200

Fixed assets:
Real estate	$87,763	$68,000
Renovation	38,169	-
Total assets	$176,942	$68,200

LIABILITIES AND SHAREHOLDERS’ EQUITY

Accounts payable	974	-
Notes payable	42,500	-
Loans payable- mortgage	11,592	13,692
Accrued interest	339	-
Accrued dividend	6,520	-
Loans payable- related party	183,571	54,938
Total liabilities	245,496	68,630

Shareholders’ deficit:
Class C Preferred Stock, Par Value $.0001, 50,000,000 authorized, 23,000,000 issued and outstanding	2,300	2,300
Common stock, par value $0.0001, 750,000,000 authorized, 249,057,315 and 224,057,315 issued and outstanding, respectfully	24,906	22,406
Additional paid in capital	224,794	(22,706)
Accumulated deficit	(320,554)	(2,430)
Total shareholders' deficit	(68,554)	(430)
Total liabilities and shareholders' deficit	$176,942	$68,200

The accompanying notes are an integral part of these unaudited financial statements

Southcorp Capital, Inc.
Statement of Operations
(Unaudited)

	Three months ended January 31, 2015	Nine months ended January 31, 2015

Income	$723	$6,223
Cost of properties sold	-	5,500
Gross Profit	723	723
Operating Expenses
SG&A	11,653	298,923
Total operating expenses	11,653	298,923

Net Loss	$(10,930)	$(298,200)

Net loss per share, basic and diluted	$(0.00)	$(0.00)

Weighted average shares outstanding	249,057,315	241,539,199

The accompanying notes are an integral part of these unaudited financial statements

Southcorp Capital, Inc.

Statements of Cash Flows

(Unaudited)

Nine months ended January 31, 2015
Cash flows from operating activities
Net income (loss)	$(298,200)
Adjustments to reconcile net income (loss) to net cash:
Stock issued as compensation	250,000
Change in operating assets and liabilities:
Accounts payable	974
Accrued interest	339
Prepaid expenses	(30,000)
Net cash used in operating activities	(76,887)

Cash flows from investing activities
Loan to Related Party	(10,266)
Loan to 3rd party	(3,000)
Note receivable from sale of properties	1,167
Real estate purchased	(25,263)
Renovations to properties	(26,419)
Net cash used in investing activities	(63,781)

Cash flows from financing activities
Proceeds from Note payable	42,500
Repayment of mortgage	(2,100)
Dividend payment	(13,404)
Payment of related party advances	(31,268)
Proceeds from related party advances	148,151
Net cash provided by financing activities	143,879

Net change in cash	3,211
Cash balance, beginning of period	200

Cash balance, end of period	$3,411

Supplemental disclosures:
Cash paid for interest	$-
Cash paid for income taxes	$-

Noncash investing and financing activities:
Payments for real estate renovations by related party	$11,750
Accrued dividend	6,520

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

Note 3 – Related Party Transaction

During the nine months ending January 31, 2015, the Company borrowed $42,475 from Joseph Wade, our CEO, related to the purchase and/or renovation of the Company’s properties and working capital. Of this amount, $11,750 was paid directly to vendors for the renovation of real estate property. The Company has repaid $14,368. The total amount owed is $83,045 as of January 31, 2015. The loan is at 0% interest and is to be repaid by December 31, 2015.

During the nine months ending January 31, 2015, the Company borrowed $12,676 from Matt Billington, our COO, related to the purchase and/or renovation of the Company’s properties and working capital. The Company has repaid $7,500. The total amount owed is $5,176 as of January 31, 2015. The loan is at 0% interest and is to be repaid by December 31, 2015.

During the nine months ending January 31, 2015, the Company borrowed $104,750 from WB Partners, our majority shareholder, related to the purchase and/or renovation of the Company’s properties and working capital. The Company has repaid $9,400. The total amount owed is $95,350 as of January 31, 2015. The loan is at 0% interest and is to be repaid by December 31, 2015.

During the nine months ending January 31, 2015, the Company lent $10,266 to Nate’s Food Company. The loan is at 0% interest and is to be repaid by December 31, 2015.

During the nine months ending January 31, 2015, the Company purchased product from Nate’s Food Company. The Company booked a prepaid expense of $30,000 related to this purchase.

Note 4 – Equity

On July 21, 2014, we issued 12,500,000 shares to our CEO under the Company’s S-8 and stock compensation plan. The company expensed $125,000 related to this transaction.

On July 21, 2014, we issued 12,500,000 shares to our COO under the Company’s S-8 and stock compensation plan. The company expensed $125,000 related to this transaction.

During the period ended January 31, 2015, the Company declared $19,924 in dividends. As of January 31, 2015, the Company paid $13,404 and has accrued $6,520 in dividends.

Note 5 – Mortgage Notes Payable

In conjunction with the purchase of one of the properties, the Company entered into a noninterest bearing installment promissory note for a mortgage on the property of $13,600. The amount is repayable in monthly installments of $350 and the remaining balance due on maturity date of April 1, 2015. As of January 31, 2015, $11,592 was due.

Note 6 – Deferred Revenue

In August 2014, the Company agreed to sell 3 of its properties for $105,000. The closing occurred on September 15, 2014 and the Company provided financing to the buyer. The Company will receive $291.66 per month with a balloon payment on March 15, 2017 of $99,750. The Company has accounted for the sale of the properties under the cost recovery method in accordance with ASC 360-20 and as such no profit is recognized until cash payments by the buyer, including principal and interest on debt due to the seller and on existing debt assumed by the buyer, exceed the seller's cost of the property sold. As of January 1, 2015, the payments have not exceeded the cost and therefore there is no recognized gross profit.

The below table summarizes the activity for the quarter ended January 31, 2015:

Sales – Properties	$105,000
Cost of the sales of properties	5,500
Gross Profit	99,500
Less: Note receivable	105,000
Recognized gross profit	-
Payments	1,167
Unrecognized Gross profit	99,500
Total note receivable	$4,333

Note 7 – Real Estate

The following table provides an overview of our properties:

Property	City, State	Acquisition Date	Type	Purchase Price
808 N. Franklin Street	Portland, Indiana	April-14	Single Family	$1,500
465 Fulton	Berne, Indiana	April-14	Vacant Land	$1,500
Jefferson Street	Berne, Indiana	April-14	Vacant Industrial	$2,500
356 Franklin Street	Berne, Indiana	April-14	Single Family	$16,000
163 Behring Street	Berne, Indiana	April-14	Commercial	$35,000
7003 Balsam Lane	Fort Wayne, Indiana	May-14	Single Family	$6,000
1063 Winchester	Decatur, Indiana	August-14	Single Family	$1,890
448 E Line	Geneva, Indiana	November-14	Commercial	$1,919
664 Seminary	Roanoke, Indiana	November-14	Single Family	$10,727
3217 Raymond	Fort Wayne, Indiana	November-14	Single Family	$10,727

Renovations: During the Nine Months Ending January 31, 2015, the Company spent $38,169 in renovations related to its properties.

Acquisitions: The Company acquired 3 properties in Indiana for $23,373.

Note 8 – Convertible Notes Payable

KBM Worldwide September 5, 2014 convertible note.

On September 5, 2014 the Company received a note in the amount of $42,500 from KBM Worldwide, Inc. The note bears a simple interest of 8% per annum from the date hereof (the “Issue Date”) until it becomes due and payable, whether at maturity date on June 5, 2015. The note cannot be converted until 180 days from the Issue date as such the Company concluded that there is no embedded derivative or benefit to convert on issuance date or as of January 5, 2014. The note is convertible into shares of Common Stock, $0.0001 par value per share.

Note 9 – Subsequent Events

On February 17, 2015, the Company filed for permits to begin construction of a factory on its Behring Street property. The property is approximately 1 acre in size.

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

Business Of The Registrant

Southcorp Capital, Inc. is a Delaware corporation. The Company focus is on the acquisition of residential, commercial and industrial properties.

Our Portfolio

The following table provides an overview of our properties:

Property	City, State	Acquisition Date	Type	Purchase Price
808 N. Franklin Street	Portland, Indiana	April-14	Single Family	$1,500
465 Fulton	Berne, Indiana	April-14	Vacant Land	$1,500
Jefferson Street	Berne, Indiana	April-14	Vacant Industrial	$2,500
356 Franklin Street	Berne, Indiana	April-14	Single Family	$16,000
163 Behring Street	Berne, Indiana	April-14	Commercial	$35,000
7003 Balsam Lane	Fort Wayne, Indiana	May-14	Single Family	$6,000
1063 Winchester	Decatur, Indiana	August-14	Single Family	$1,890
448 E Line	Geneva, Indiana	November-14	Commercial	$1,919
664 Seminary	Roanoke, Indiana	November-14	Single Family	$10,727
3217 Raymond	Fort Wayne, Indiana	November-14	Single Family	$10,727

In the opinion of management, available funds will not satisfy our growth requirements for the next twelve months.  The Company previously expected to expand outside of Indiana. The Company’s corporate plan was to initially acquire houses to renovate and flip.  However, the Company is currently focusing on developing its current properties for industrial use and residential use.

Industrial properties:  The Company has begun to acquire industrial property with the intention of building factories.  The Company has agreements to manufacture products that food products and weight loss.

RESULTS OF OPERATIONS

The Company generates revenue the sale of houses it renovates.

Operating Expenses

Revenue

The Company received payments for the property sold of $1,167 and $723 in rental income. The payments do not exceed the cost and as such the gross profit from the sale of properties is $0.

Cost of Goods Sold

The Company had $5,500 in costs of goods sold.

Operating Expenses

For the three months ending January 31, 2015, the Company had $11,653 in Operating Expenses. The Company’s total expense for the period ending January 31, 2015 was $11,653.

For the nine months ending January 31, 2015, the Company had $48,923 in Operating Expenses and booked a one-time $250,000 in expenses related stock issuance to its CEO and COO. The Company’s total expense for the period ending January 31, 2015 was $298,923.

Net Profit (Loss)

For the three months ending January 31, 2015, the Company had Net Loss of $(10,930). This was derived as follows:

Gross Income:	$723
Discounts:	$-
COGS:	$-
Expenses:	$11,653
Accrued Taxes:	$-
Net Profits:	$(10,930)

For the nine months ending January 31, 2015, the Company had Net Loss of ($298,923). This was derived as follows:

Gross Income:	$6,223
Discounts:	$-
COGS:	$5,500
Expenses:	$298,923
Accrued Taxes:	$-
Net Profits:	$(298,200)

Dividends

The Company issued a cash dividend of $.0001 to shareholders of record as of August 15, 2014 with a payment date of August 23, 2014.

Liquidity and Capital Resources

As of January 31, 2015 the Company had $3,411 in cash, $10,266 in loan receivables from related party, $3,000 in loan receivables, $30,000 of prepaid expense, $4,333 of notes receivables and $125,932 in real estate for a total of $176,492 in assets. In management’s opinion, the Company’s cash position is insufficient to maintain its operations at the current level for the next 12 months. Any expansion may cause the Company to require additional capital until such expansion began generating revenue. It is anticipated that the raise of additional funds will principally be through the sales of our securities. As of the date of this report, additional funding has not been secured and no assurance may be given that we will be able to raise additional funds.

As of January 31, 2015, our total liabilities were $245,496, which consists of $974 in accounts payable, $42,500 in third party loans, $339 in accrued interest, $183,571 in loans from our shareholder, $6,520 in accrued dividend and $11,592 in a mortgage payable related to the purchase of one of the properties.

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

As an “emerging growth company,” we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to:

•

not being required to comply with the auditor attestation requirements of section 404(b) of the Sarbanes-Oxley Act (we also will not be subject to the auditor attestation requirements of Section 404(b) as long as we are a “smaller reporting company,” which includes issuers that had a public float of less than $75 million as of the last business day of their most recently completed second fiscal quarter);

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

As of January 31, 2015, the Company has not taken any remediation actions to address these weaknesses in our controls even though they were identified in April 2014. The Company’s management expects, once it is in the financial position to do so, to hire additional staff in its accounting department to be able to segregate the duties. The Company expects that the expense will be approximately $60,000 per year which would allow the Company to hire 2 new staff members.

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

No Segregation of Duties/Ineffective controls over financial reporting: The company intends to hire additional staff members, either as employees or consultants, prior to December 31, 2014. These additional staff members will be responsible for making sure that information required to be disclosed in our reports filed and submitted under the Exchange Act is recorded, processed, summarized and reported as and when required and will the staff members will have segregated responsibilities with regard to these responsibilities. The costs associated with the hiring the additional staff members will increase the Company's Sales, General and Administration (SG&A) Expense. It is anticipated the cost of the new staff members will be approximately $60,000 per year.

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

As of January 31, 2015, the Company has not taken any remediation actions to address these weaknesses in our controls even though they were identified during the year. The Company’s management expects, once it is in the financial position to do so, to hire additional staff in its accounting department to be able to segregate the duties. The Company expects that the expense will be approximately $60,000 per year which would allow the Company to hire 2 new staff members.

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

ITEM 2. UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

No unregistered securities where issued during the three months ending January 31, 2015.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

There was no other information during the quarter ended January 31, 2015 that was not previously disclosed in our filings during that period.

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

SOUTHCORP CAPITAL, INC.

Date: March 13, 2015	By:	/s/ Joseph Wade
Joseph Wade
Chief Executive and Financial Officer

Date: March 13, 2015	By:	/s/ Matt Billington
Matt Billington
Director, Chief Operating Officer

